Form 10-K
period 1996-12-31
RCL TRUST 1996 1
filed 1997-03-25
CIK 1021920

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1996

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                              -----------------
------------------
Commission file number 333-11167



                    FORD CREDIT AUTO LEASE TRUST 1996-1
                      RCL TRUST 1996-1 (- Originator)
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

State of Incorporation:  Delaware

Employer Identification No.:  38-6677358

Address of principal executive offices:  c/o First Union Bank of Delaware
                                         One Rodney Square, 920 King Street
                                         Wilmington, Delaware 19801

Registrant's telephone number, including area code: (302)888-7530

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. XX  Yes       No
       ------    ------
<Page 2>
                                 PART I.
ITEM 1.  BUSINESS

     For a discussion of the business of the Issuer see (i) the Prospectus dated November 19, 1996 filed as Exhibit 19.1 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.2 and 19.3 to this Report and incorporated herein by reference.

ITEM 2.  PROPERTIES

          For a discussion of the properies of the Issuer see (i) the Prospectus dated November 19, 1996 filed as Exhibit 19.1 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.2 and 19.3 to this Report and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.


                                  PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There were 8 holders of Class A-1 5.45125% Asset Backed Senior Notes ("Class A-1 Notes") and 38 holders of 5.80% Asset Backed Senior Notes ("Class A-2 Notes") as of March 4, 1997. There is no established public trading market for the Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

<Page 3>
                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
                                       (3) Amount and
                                           nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership    (4) Percent
    of Class       owner*                  (in thousands)    of Class
----------------------------------------------------------------------

5.45125% Asset    Bank of New York          $ 20,000            13.3%
Backed Senior     925 Patterson Plank Rd.
Notes,            Secaucus, NJ  07094
Class A-1

5.45125% Asset    Boston Safe Deposit &     $ 10,000             6.7%
Backed Senior      & Trust Co.
Notes,            c/o Mellon Bank N.A.
Class A-1         Three Mellon Bank Center
                  Room 153-3015
                  Pittsburgh, PA  15259

5.45125% Asset    Northern Trust Company    $  9,000             6.0%
Backed Senior     801 S. Canal C-In
Notes,            Chicago, IL  60607
Class A-1

5.45125% Asset    Chase Mangattan Bank      $ 28,000            16.7%
Backed Senior     Two Chase Manhattan Plaza
Notes,            5th Floor
Class A-1         New York, NY  10081

5.45125% Asset    Investors Fiduciary Trust $ 15,000            10.0%
Backed Senior      Company/SSB
Notes,            Global Proxy Unit, A5NW
Class A-1         P. O. Box 1631
                  Boston, MA  02105-1631
<Page 4>


5.45125% Asset    SSB-Custodian             $ 60,000            40.0%
Backed Senior     Global Proxy Unit
Notes,            P. O. Box 1631
Class A-1         Boston, MA  02105-1631

5.80% Asset       Bank of New York          $ 74,880            11.3%
Backed Senior     925 Patterson Plank Rd
Notes,            Secaucus, NJ  07094
Class A-2

5.80% Asset       Boston Safe Deposit &     $ 51,790             7.8%
Backed Senior      & Trust Company
Notes,            c/o Mellon Bank NA
Class A-2         Three Mellon Center
                  Room 153-3015
                  Pittsburgh, PA  15259

5.80% Asset       Bankers Trust Company     $108,885            16.5%
Backed Senior     c/o BT Services Tennessee, Inc.
Notes,            Custody Services
Class A-2         648 Grassmere Park Road
                  Nashville, TN  37211

5.80% Asset       Chase Manhattan Bank      $ 36,830             5.6%
Backed Senior     Two Chase Manhattan Plaza
Notes,            5th Floor
Class A-2         New York, NY  10081

5.80% Asset       Northern Trust Company    $ 74,460            11.3%
Backed Senior     801 S. Canal C-In
Notes,            Chicago, IL  60607
Class A-2

5.80% Asset       SSB-Custodian             $163,410            24.7%
Backed Senior     Global Proxy Unit, A5NW
Notes,            P. O. Box 1631
Class A-2         Boston, MA  02105-1631


*As of March 4, 1997

<Page 5>
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

   (a)3.  Exhibits

Designation      Description                 Method of Filing
-----------      -----------                 ----------------

Exhibit 3.1      Restated Certificate of     Filed as Exhibit 3.1 to Ford
                 Incorporation of Ford       Credit's Registration
                 Motor Credit Company        Statement on
                 ("Ford Credit").            Form S-1 (No. 33-25082)
                                             and incorporated herein
                                             by reference.

Exhibit 3.2      By-Laws of Ford Credit.     Filed as Exhibit 3.2 to Ford
                                             Credit's Registration
                                             Statement on
                                             Form S-1 (No. 33-25082) and
                                             incorporated herein by
                                             reference.

Exhibit 3.3     Certificate of Incorporation Filed as Exhibit 3.4 to Ford
                of Ford Credit Leasing       Credit and Ford Credit
                Company, Inc. ("Ford         Leasing's Registration
                Credit Leasing").            Statement on Form
                                             S-1/S-3 (No. 33-57827) and
                                             incorporated herein by
                                             reference.

Exhibit 3.4     By-Laws of Ford Credit       Filed as Exhibit 3.5 to Ford
                Leasing.                     Credit and Ford Credit
                                             Leasing's Registration
                                             Statement on Form
                                             S-1/S-3 (No. 33-57827) and
                                             incorporated herein by
                                             reference.

<Page 6>
Exhibit 4.1     Trust Agreement of Ford      Filed as Exhibit 4.1 to Ford
                Credit Auto Lease Trust      Credit Auto Lease Trust 1996-1
                1996-1 (the "Issuer")        Current Report on Form 8-K
                dated as of November 26,     dated November 26, 1996 and
                1996, between RCL Trust      incorporated herein by
                and PNC Bank Delaware        reference.
                (the "Lease Trustee").

Exhibit 4.2     Trust Indenture dated as     Filed as Exhibit 4.2 to Ford
                of November 26, 1997,        Credit Auto Lease Trust 1996-1
                between the Issuer and The   Current Report on Form 8-K
                Chase Manhattan Bank         dated November 26, 1996 and
                (the "Indenture Trustee").   incorporated herein by
                                             reference.

Exhibit 4.3     Series 1996-1 Supplement     Filed as Exhibit 4.5 to Ford
                dated as of November 26,     Credit Auto Lease Trust 1996-1
                1996, to Administrative      Current Report on Form 8-K
                Agency Agreement             dated November 26, 1996 and
                among Comerica Bank,         incorporated herein by
                Ford Credit and              reference.
                Ford Credit Leasing.

Exhibit 4.4     Amended and Restated Trust   Filed as Exhibit 4.6 to Ford
                Agreement of RCL Trust dated Credit Auto Lease Trust 1996-1
                as of November 19, 1996,     Current Report on Form 8-K
                among Ford Motor Credit      dated November 26, 1996 and
                Company Ford Credit Leasing  incorporated herein by
                Company, Inc. and First      reference.
                Union Bank of Delaware, as
                RCL Trustee.

<Page 7>

Exhibit 4.5     Asset Contribution Agree-    Filed as Exhibit 4.7 to Ford
                ment dated as of November    Credit Auto Lease Trust 1996-1
                26, 1996 among Ford Motor    Current Report on Form 8-K
                Credit Company, Ford Credit  dated November 26, 1996 and
                Leasing Company, Inc. and    incorporated herein by
                RCL Trust.                   reference.

Exhibit 4.6     Transfer Agreement dated     Filed as Exhibit 4.8 to Ford
                as of November 26 1996,      Credit Auto Lease Trust 1996-1
                between RCL Trust and the    Current Report on Form 8-K
                Issuer.                      dated November 26, 1996 and
                                             incorporated herein by
                                             reference.

Exhibit 4.7     Program Operating Lease      Filed as Exhibit 4.9 to Ford
                dated as of November 26,     Credit Auto Lease Trust 1996-1
                1996 between RCL Trust and   Current Report on Form 8-K
                the Issuer.                  dated November 26, 1996 and
                                             incorporated herein by
                                             reference.

Exhibit 4.8     Lease Trust Paying Agent     Filed as Exhibit 4.10 to Ford
                Agreement dated as of        Credit Auto Lease Trust 1996-1
                November 26, 1996 between    Current Report on Form 8-K
                the Issuer and The Chase     dated November 26, 1996 and
                Manhattan Bank, as Lease     incorporated herein by
                Trust Paying Agent.          reference.

Exhibit 19.1    Prospectus dated November    Filed with the Commission
                19, 1996 relating to the     pursuant to Rule 424(b)(1)
                issuance of the Class A-1    on November 21, 1996 and
                and Class A-2 Notes.         incorporated herein by
                                             reference.

<Page 8>
Exhibit 19.2    Distribution Date Statement  Filed as Exhibit 19 to
                for Collection Period        Ford Credit Auto Lease Trust
                ended November 30, 1996.     1996-1 Current Report on
                                             Form 8-K dated December 20,
                                             1996 and incorporated herein
                                             by reference.

Exhibit 19.3    Distribution Date Statement  Filed as Exhibit 19 to
                for Collection Period        Ford Credit Auto Lease Trust
                ended December 31, 1996.     1996-1 Current Report on
                                             Form 8-K dated January 17,
                                             1997 and incorporated herein
                                             by reference.

Exhibit 99.1    Selected Information         Filed with this report.
                Relating to the
                Receivables.

<Page 9>
  (b) REPORTS ON FORM 8-K

Ford Credit Auto Lease Trust 1996-1 filed the following Reports on
Form 8-K.

Date of Report                               Item
--------------                               ----
November 26, 1996                    Item 5 - Other Events
December 20, 1996                    Item 5 - Other Events
January 17, 1997                     Item 5 - Other Events


                             SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 1997           FORD CREDIT AUTO LEASE TRUST 1996-1
                                  (RCL TRUST 1996-1 - ORIGINATOR)

                               By:  FORD MOTOR CREDIT COMPANY
                                    Depositor and Beneficiary
                                    of the Registrant


                                      By:/s/H. D. Smith
                                         -------------------
                                         H. D. Smith
                                         Secretary
                                         of Ford Motor Credit Company

                               By:  FORD CREDIT LEASING COMPANY, INC.
                                    Depositor and Beneficiary
                                    of the Registrant

                                       By:/s/R. P. Conrad
                                          --------------------
                                          R. P. Conrad
                                          Assistant Secretary of Ford Credit
                                          Leasing Company, Inc.

<Page 10>
                          EXHIBIT INDEX

Exhibit
Number           Description of Exhibit               Method of Filing
-----------      ----------------------               ----------------
Exhibit 3.1      Restated Certificate of                      *
                 Incorporation of Ford
                 Motor Credit Company
                 ("Ford Credit").

Exhibit 3.2      By-Laws of Ford Credit.                      *

Exhibit 3.3     Certificate of Incorporation                  *
                of Ford Credit Leasing
                Company, Inc. ("Ford
                Credit Leasing")

Exhibit 3.5     By-Laws of Ford Credit                        *
                Leasing.

Exhibit 4.1     Trust Agreement of Ford                       *
                Credit Auto Lease Trust
                1996-1 (the "Issuer")
                dated as of November 26,
                1996, between RCL Trust
                and PNC Bank Delaware
                (the "Lease Trustee").

Exhibit 4.2     Trust Indenture dated as                      *
                of November 26, 1997,
                between the Issuer and The
                Chase Manhattan Bank
                (the "Indenture Trustee").


Exhibit 4.3     Series 1996-1 Supplement                      *
                dated as of November 26,
                1996, to Administrative
                Agency Agreement
                among Comerica Bank,
                Ford Credit and
                Ford Credit Leasing.

Exhibit 4.4     Amended and Restated Trust                    *
                Agreement of RCL Trust dated
                as of November 19, 1996,
                among Ford Motor Credit
                Company Ford Credit Leasing
                Company, Inc. and First
                Union Bank of Delaware, as
                RCL Trustee.

<Page 11>

Exhibit 4.5     Asset Contribution Agree-                     *
                ment dated as of November
                26, 1996 among Ford Motor
                Credit Company, Ford Credit
                Leasing Company, Inc. and
                RCL Trust.

Exhibit 4.6     Transfer Agreement dated                      *
                as of November 26 1996,
                between RCL Trust and the
                Issuer.

Exhibit 4.7     Program Operating Lease                       *
                dated as of November 26,
                1996 between RCL Trust and
                the Issuer.

Exhibit 4.8     Lease Trust Paying Agent                      *
                Agreement dated as of
                November 26, 1996 between
                the Issuer and The Chase
                Manhattan Bank, as Lease
                Trust Paying Agent.

Exhibit 19.1    Prospectus dated November                     *
                19, 1996 relating to the
                issuance of the Class A-1
                and Class A-2 Notes.

Exhibit 19.2    Distribution Date Statement                   *
                for Collection Period
                ended November 30, 1996.

Exhibit 19.3    Distribution Date Statement                   *
                for Collection Period
                ended December 31, 1996.

Exhibit 99.1    Selected Information                 Filed with this report.
                Relating to the Receivables.


----------------
*Previously Filed